Form 10-K/A
period 2020-12-31
Spartacus Acquisition Corp
filed 2021-05-13
CIK 1822553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A (Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number: 001-39622

SPARTACUS ACQUISITION CORPoration

(Exact name of registrant as specified in its charter)

Delaware	85-2541583
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6470 E Johns Crossing, Suite 490 Duluth, GA 30097	30097
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 305-6434

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	TMTSU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	TMTS	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	TMTSW	The Nasdaq Stock Market LLC

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends certain items noted below of the Annual Report on Form 10-K of Spartacus Acquisition Corporation (the “Company,” “Spartacus,” “we”, “our” or “us”) as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2021 (the “Original Form 10-K”). This Amendment amends the Original Form 10-K to reflect the correction of an error in its audited financial statements as of and for the period ended December 31, 2020. We are also restating the financial statements as of October 19, 2020 in the accompanying financial statements included in this Amendment, including describing the restatement and its impact on previously reported amounts.

The restatement results from the Company’s prior accounting for its outstanding warrants issued in connection with its initial public offering in October 2020 as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common stock, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”). In other words, in the event of a qualifying cash tender offer (which could be outside the control of the Company), all warrant holders would be entitled to cash, while only certain of the holders of the underlying common stock would be entitled to cash.

On April 12, 2021, the Staff of the SEC's Division of Corporation Finance ("Staff") issued a statement (the “Staff Statement”) entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the Staff Statement, the Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the Staff Statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, the Company re-evaluated its accounting for its public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”), and concluded that the Warrants should be treated as derivative liabilities pursuant to Accounting Standards Codification (“ASC”) Subtopic 815-40 rather than as components of equity as the Company previously treated the Warrants.

As a result of the above, the Company should have classified its Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. Therefore, the Company is restating in this Amendment its financial statements for the following periods: (i) as of and for the period ended December 31, 2020, and (ii) its audited balance sheet as of October 19, 2020, in each case to reflect the change in accounting treatment (the “Restatement”).

In connection with the Restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures as of December 31, 2020. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures as of December 31, 2020 were not effective solely as a result of its classification of the Warrants as a component of equity instead of as derivative liabilities. For more information, see Part II, Item 9A, Controls and Procedures included in this Amendment.

The Company has not amended its previously filed Current Report on Form 8-K which included the audited balance sheet as of October 19, 2020 affected by the Restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

This Amendment amends and restates only the following items of the Original Form 10-K and only with such modifications as necessary to reflect the Restatement.

●	Cover Page;

●	Part I, Item 1A . Risk Factors;

●	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations;

●	Part II, Item 8, Financial Statements;

●	Part II, Item 9A, Controls and Procedures; and

●	Part IV, Item 15 Exhibits

In order to preserve the nature and character of the disclosures set forth in the Original Form 10-K, this Amendment speaks as of the date of the filing of the Original Form 10-K and the disclosures contained in this Amendment have not been updated to reflect events occurring subsequent to that date, other than those associated with Restatement. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original 10-K, and such forward looking statements should be read in their historical context. Currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer are also attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2. This Amendment should be read in conjunction with the Original Form 10-K and the Company’s other SEC filings.

i

CERTAIN TERMS

Unless otherwise stated in this Amendment:

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this Amendment constitute “forward-looking statements” for purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Amendment may include, for example, statements about our:

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

The forward-looking statements contained in this Amendment are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” elsewhere in this Amendment. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Amendment. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Amendment, those results or developments may not be indicative of results or developments in subsequent periods.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those described below in Part I, Item 1A “Risk Factors” in this Amendment that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

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

PART I

Item 1. Business

Introduction

We are a recently organized blank check company incorporated on August 10, 2020 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this Amendment as our initial business combination. While we may pursue an initial business combination target in any stage of its corporate evolution or in any industry or sector, we are focusing our search on telecommunications, media and technology (“TMT”) companies. Our management team, advisor and board of directors have had significant success sourcing, acquiring, expanding and monetizing these types of companies. We believe this experience makes us exceptionally well suited to identify, negotiate and successfully execute an initial business combination with the ultimate goal of generating attractive returns for our shareholders.

Until the consummation of our initial public offering (“Initial Public Offering” or “IPO”), the Company’s only sources of liquidity were the proceeds from the initial purchase of Class B common stock by our Sponsor and loans from our Sponsor.

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

Upon the closing of the Initial Public Offering, an amount equal to $10.15 per Unit sold in the Initial Public Offering was deposited into a trust account (“Trust Account”), invested only in U.S. government securities, with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay all of its tax obligations, the proceeds from the Initial Public Offering will not be released from the trust account until the earliest to occur of: (a) the completion of the Company’s initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated articles of incorporation to (i) modify the substance or timing of the Company’s obligation to provide for the redemption of its public stocks in connection with an initial business combination or to redeem 100% of its public stocks if the Company do not complete its initial business combination by April 19, 2022 or (ii) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, and (c) the redemption of the Company’s public shares if the Company is unable to complete its initial business combination by April 19, 2022, subject to applicable law.

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

Periodic Reporting and Financial Information

We have registered our units, Class A common stock and warrants under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Amendment will contain financial statements audited and reported on by our independent registered public accountants. These filings are available to the public via the Internet at the SEC’s website located at http://www.sec.gov. You may also read and copy any document that we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. For more information, please call the SEC at 1-800-SEC-0330. You may request a copy of our filings with the SEC (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

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

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Amendment, including the financial statements, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

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

Although we have no commitments as of the date of this Amendment to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is required to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment, we identified a material weakness in our internal control over financial reporting related to the accounting for the warrants we issued in connection with our IPO. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the affected periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal controls over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for the warrants we issued in connection with the IPO, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Amendment.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

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

Use of Proceeds

In connection with the initial public offering we incurred offering expenses of $516,309 (excluding underwriting commissions of $4 million and deferred underwriting commissions of $7 million). Other incurred offering costs consisted principally preparation fees related to the initial public offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the initial public offering expenses, $203 million of the net proceeds from our initial public offering and certain of the proceeds from the private placement of the private placement warrants was placed in the trust account and invested as described elsewhere in this Amendment. An additional $1,007,130 is being held outside the trust account to fund our working capital requirements at December 31, 2020.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the Explanatory Note and in “Note 2—Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

The issuance of additional shares in connection with an initial business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors in our IPO, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 10, 2020 (inception) through December 31, 2020 were organizational activities and those necessary to prepare for the IPO, described below, and, after our IPO, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. For the period of August 10, 2020 (inception) through December 31, 2020, the Company recorded a net loss of $3,733,765 and a basic and diluted net loss per share of $(0.67).

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our IPO as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at December 31, 2020, we had $1,007,130 in cash and working capital of $1,112,213. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Management’s plans to address this uncertainty through our IPO are discussed above.

Our liquidity needs have been satisfied prior to completion of our IPO through receipt of $25,000 from the sale of the founder shares to our sponsor and up to $300,000 in loans from our sponsor under an unsecured promissory note. As of October 8, 2020, we borrowed $191,046 under the unsecured promissory note which was repaid in full on October 28, 2020. We received the net proceeds from (i) the sale of the units in our IPO, after deducting offering expenses of approximately $516,309 and underwriting commissions of $4,000,000 (excluding deferred underwriting commissions of $7,000,000), and (ii) the sale of the private placement warrants for a purchase price of $1.00 totaled $204,233,691. Of this amount, $203,000,000 (including $7,000,000 in deferred underwriting commissions) was deposited into a trust account. The funds in the trust account were invested in specified U.S. government treasury bills or in specified money market funds. The remaining $1,233,691 was not held in the trust account.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of our IPO, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from our IPO held outside of the trust account or from interest earned on the funds held in our trust account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our IPO and the sale of the private placement warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this Amendment, as we have conducted no operations to date.

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

Warrant Liability

We account for the warrants issued in connection with our IPO in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach for both the Public and Private Placement warrants at of October 19, 2020 and only the private placement warrants as of December 31, 2020. Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public warrants, subsequent to the initial measurement, the Company used the market quote to calculate fair value at December 31, 2020.

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

This information appears following Item 15 of this Amendment and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Annual Report, our management re-evaluated, with the participation of our current principal executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the existence of a material weakness found in our internal controls over financial reporting described below and the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Explanatory Note to this Annual Report, our disclosure controls and procedures were not effective as December 31, 2020.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. In preparation of our financial statements for the period covered by this Amendment, we identified a material weakness in internal control over financial reporting related to our control environment that existed as of December 31, 2020 as described below.

We identified a material weakness with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. Since issuance, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC issued the SEC Staff Statement in which it expressed its view that certain terms and conditions common to warrants issued by SPACs may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we have concluded that our warrants should be classified as liabilities at their fair value upon inception, and remeasured at their fair value each subsequent reporting period. As discussed below and elsewhere in this Amendment, this material weakness resulted in a restatement of our financial statements.

Notwithstanding the identified material weakness, management believes that the Financial Statements and related financial information included in this Form 10-K fairly present, in all material respects, our balance sheets, statements of operations, comprehensive loss and cash flows as of and for the periods presented.

Remediation Plan

As a newly created organization, we are currently in the process of implementing our financial reporting processes and will incorporate enhanced communication and documentation procedures between our operations team and the individuals responsible for preparation of financial statements. These controls are expected to include the implementation of additional supervision and review activities by qualified personnel, and the development and use of checklists and research tools to assist in compliance with GAAP. We intend to complete the enhancement of our financial reporting processes during fiscal year 2021. The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

Management’s Report on Internal Controls Over Financial Reporting

The Original Form 10-K did not, and this Amendment does not, include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On May 12, 2021, we revised our prior position on accounting for warrants and restated our financial statements to reclassify the Company’s warrants as described in the Explanatory Note to this Amendment. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of the date of this Amendment, our current directors and executive officers are as follows:

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Amendment:

(1)	Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits: We hereby file as part of this Amendment the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit	Description
1.1	Underwriting Agreement, dated October 15, 2020, by and among the Company and B. Riley Securities, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	By Laws (2)
4.1	Warrant Agreement, dated October 15, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.2	Description of the Company’s Registered Securities.(3)
10.1	Letter Agreement, dated October 15, 2020, by and among the Company, B. Riley Principal Investments, LLC its officers, its directors, and the sponsor (1)
10.2	Investment Management Trust Agreement, dated October 15, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated October 15, 2020, by and among the Company, the Sponsor and B. Riley Principal Investments, LLC. (1)
10.4	Administrative Support Agreement, dated October 15, 2020, by and between the Company and the Sponsor. (1)
10.5	Private Placement Warrant Purchase Agreement, dated October 15, 2020, by and between the Company and the Sponsor. (1)
10.6	Private Placement Warrant Purchase Agreement, dated October 15, 2020, by and between the Company and B. Riley Principal Investments, LLC. (1)
10.7	Promissory Note, dated August 20, 2020, issued to Spartacus Sponsor LLC (2)
10.8	Securities Subscription Agreement, dated August 20, 2020, between the Registrant and Spartacus Sponsor LLC (2)
14	Code of Ethics (2)
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 21, 2020.
(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1/A, filed with the SEC on October 14, 2020.
(3)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 24, 2021.

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements have been restated.

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

Philadelphia, Pennsylvania

March 23, 2021, except for the effects of the restatement discussed in Notes 2, 3 and 9, as to which the date is May 12, 2021

SPARTACUS ACQUISITION CORPORATION

BALANCE SHEET

DECEMBER 31, 2020 (AS RESTATED)

Assets
Cash	$1,007,130
Prepaid expenses	165,091
Total current assets	1,172,221

Cash and securities held in Trust Account	203,028,982
Total Assets	$204,201,203

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$96,670
Total current liabilities	96,670
Warrant liability	23,012,500
Deferred underwriters’ discount	$7,000,000
Total liabilities	30,109,170

Commitments and Contingencies
Class A common stock subject to possible redemption, 16,659,314 shares at redemption value	169,092,032

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 3,340,686 shares issued and outstanding	334
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	8,732,931
Accumulated deficit	(3,733,764)
Total stockholders’ equity	5,000,001
Total Liabilities and Stockholders’ Equity	$204,201,203

The accompanying notes are an integral part of these financial statements.

SPARTACUS ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (AS RESTATED)

Formation and operating costs	$787,746
Loss from operations	(787,746)

Other (expense) income
Interest income	28,982
Change in fair value of warrant liability	(2,975,000)
Total other expense	(2,946,018)

Net loss	$(3,733,764)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	8,663,166
Basic and diluted net income per share	$–
Basic and diluted weighted average shares outstanding, Class A and Class B common stock	6,546,624
Basic and diluted net loss per share	$(0.57)

The accompanying notes are an integral part of these financial statements.

SPARTACUS ACQUISITION CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (AS RESTATED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of August 10, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—	—	7,187,500	719	24,281	—	25,000
Cancellation of Class B common stock	—	—	(1,437,500))	(144)	144	—	—
Sale of 20,000,000 Units on October 19, 2020 through public offering	20,000,000	2,000	—	—	199,998,000	—	200,000,000
Sale of 8,750,000 Private Placement Warrants on October 19, 2020	—	—	—	—	8,750,000	—	8,750,000
Forfeiture of Class B common stock			(750,000)	(75)	75	—	—
Underwriters’ discount	—	—	—	—	(4,000,000)	—	(4,000,000)
Deferred underwriters’ discount	—	—	—	—	(7,000,000)	—	(7,000,000)
Other offering costs	—	—	—	—	(516,309)	—	(516,309)
Initial classification of warrant liability					(20,037,500)		(20,037,500)
Transaction costs allocated to warrant liability					604,606		604,606
Reclassification of common stock subject to possible redemption	(16,659,314)	(1,666)	—	—	(169,090,366)	—	(169,092,032)

Net loss	—	—	—	—	—	(3,733,764)	(3,733,764)
Balance as of December 31, 2020	3,340,686	$334	5,000,000	$500	$8,732,931	$(3,733,764)	$5,000,001

The accompanying notes are an integral part of these financial statements.

SPARTACUS ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (AS RESTATED)

Cash Flows from Operating Activities:
Net loss	$(3,733,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest on cash and marketable securities held in Trust Account	(28,982)
Change in fair value of warrant liability	2,975,000
Transaction costs allocated to warrant liability	604,606
Changes in current assets and liabilities:
Prepaid expenses	(165,091)
Accounts payable and accrued expenses	96,670
Net cash used in operating activities	(251,561)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(202,995,370)
Principal deposited in Trust Account	(4,630)
Net cash used in investing activities	(203,000,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discounts paid	196,000,000
Proceeds from Private Placement Warrants	8,750,000
Proceeds from sale of common stock to initial stockholders	25,000
Proceeds from issuance of promissory note to Sponsor	191,046
Repayment of Promissory Note to Sponsor	(191,046)
Payment of offering costs	(516,309)
Net cash provided by financing activities	204,258,691

Net Change in Cash	1,007,130
Cash - Beginning	-
Cash - Ending	$1,007,130

Supplemental Disclosure of Non-cash Financing Activities:
Accrued deferred underwriting fee	$7,000,000
Initial classification of warrant liability	$20,037,500
Initial value of Class A common stock subject to possible redemption	$172,248,666
Change in value of Class A common stock subject to possible redemption	$3,156,634

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

The Company’s sponsor is Spartacus Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

IPO

The registration statement for the Company’s IPO was declared effective on October 15, 2020 (the “Effective Date”). On October 19, 2020, the Company consummated the IPO of 20,000,000 units (each, a “Unit” and collectively, the “Units”) at $10.00 per Unit, generating gross proceeds of $200,000,000. Each Unit consists of one share of Class A common stock, and one-half of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as described in this IPO. Only whole warrants are exercisable. Simultaneously with the closing of the IPO, the Company consummated the sale of 8,750,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement, generating gross proceeds of $8,750,000, which is described in Note 4.

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

Note 2 — Restatement of Previously Issued Financial Statements

The Company previously accounted for its outstanding warrants as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

Upon review of the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (SPACs)” promulgated by the SEC on April 12, 2021, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. An instrument would be considered indexed to an entity’s own stock if its settlement amount were equal the difference between the fair value of a fixed number of the entity’s equity shares and a fixed monetary amount or an instrument that includes variables that would be inputs to the fair value of a fixed-for-fixed forward or option on equity shares. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of October 19, 2020 (audited)
Warrant liability	$—	$20,037,500	$20,037,500
Class A common stock subject to possible redemption	192,286,166	(20,037,500)	172,248,666
Class A common stock	106	197	303
Additional paid-in-capital	5,002,442	604,409	5,606,851
Accumulated deficit	(3,122)	(604,606)	(607,728)
Balance sheet as of December 31, 2020 (audited)
Warrant liability	$—	$23,012,500	$23,012,500
Class A common stock subject to possible redemption	192,104,523	(23,012,491)	169,092,032
Class A common stock	107	227	334
Additional paid-in-capital	5,153,561	3,579,370	8,732,931
Accumulated deficit	(154,158)	(3,579,606)	(3,733,764)
Stockholders’ equity	5,000,010	(9)	5,000,001
Statement of operations for the period from August 20, 2020 (inception) to December 31, 2020 (audited)
Formation and operating costs	$183,140	$604,606	$787,746
Change in fair value of warrant liability	—	$(2,975,000)	$(2,975,000)
Net loss	(154,158)	(3,579,606)	(3,733,764)
Basic and diluted weighted average shares outstanding, Class A common shares subject to possible redemption	9,670,943	(1,007,777)	8,663,166
Basic and diluted weighted average shares outstanding, Class A and Class B common stock	5,538,847	1,007,777	6,546,624
Basic and diluted net loss per share	(0.03)	—	(0.57)
Statement of changes in stockholders’ equity for the period from August 10, 2020 (inception) through December 31, 2020
Class A common stock shares	1,073,446	2,267,240	3,340,686
Class A common stock amount	107	227	334
Additional paid-in-capital	5,153,561	3,579,370	8,732,931
Accumulated deficit	(154,158)	(3,579,606)	(3,733,764)
Total stockholders’ equity	5,000,010	(9)	5,000,001
Statement of cash flows for the period from August 10, 2020 (inception) to December 31, 2020
Net loss	$(154,158)	$(3,579,606)	$(3,733,764)
Change in fair value of warrant liability	—	2,975,000	2,975,000
Transaction costs allocated to warrant liability	—	604,606	604,606
Initial classification of warrant liability	—	20,037,500	20,037,500
Initial value of Class A common stock subject to possible redemption	192,286,166	(20,037,500)	172,248,666
Change in value of Class A common stock subject to possible redemption	(181,643)	3,338,277	3,156,634

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in the statements of operations. The fair value of the warrants was initially estimated using a Monte Carlo simulation approach (see below in this Note 3).

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

At December 31, 2020, assets held in the Trust Account were comprised of $5,071 in money market funds and $203,023,911 in U.S. Treasury securities. During the year ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2020, there were 10,000,000 Public Warrants and 8,750,000 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in trust Account	5,071	5,071	__	__
U.S. Treasury Securities held in Trust Account	203,023,911	203,023,911	---	---
Cash and marketable securities held in Trust Account	$203,028,982	$203,028,982	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$11,200,000	$11,200,000	$—	$—

Warrant Liability – Private Placement Warrants	$11,812,500	$—	$—	$11,812,500

The Company utilizes a Monte Carlo simulation model to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. If quoted prices exist for the Public Warrants, which was the case for December 31, 2020, the quoted price is used. The estimated fair value of the warrant liability is determined using Level 3 inputs if quoted prices do not exist. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2020.

The following table provides quantitative information regarding Level 3 fair value measurements for both the Public and Private Placement warrants at of October 19, 2020 and only the private placement warrants as of December 31, 2020:

At October 19, 2020 (Initial Measurement)
Public Warrants
Stock Price	$9.46
Strike Price	$11.50
Term (in years)	7.0
Volatility (pre/post business combination)	10%/22%
Risk-free rate	0.3%
Dividend yield	0.0%
Redemption price	18.00
Fair value of warrants	$1.05

	As of December 31, 2020	At October 19, 2020 (Initial Measurement)
Private Placement Warrants
Stock price	$10.06	$9.46
Strike price	$11.50	$11.50
Term (in years)	7.0	7.0
Volatility (pre/post business combination)	10%/25%	10%/22%
Risk-free rate	0.4%	0.3%
Dividend yield	0.0%	0.0%
Redemption Price	$—	$—
Fair value of warrants	$1.35	$1.09

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to the initial measurement, the Company used the market quote to calculate fair value, which was $1.12 at December 31, 2020.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities

Fair value as of August 20, 2020	$—	$—	$—
Initial measurement on October 19, 2020	9,537,500	10,500,000	20,037,500
Change in valuation inputs or other assumptions	2,275,000	700,000	2,975,000

Fair value as of December 31, 2020	$11,812,500	$11,200,000	$23,012,500

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the IPO. Accordingly, on October 19, 2020, offering costs totaling $11,516,309 (consisting of $4,000,000 in underwriters’ discount, $7,000,000 in deferred underwriters’ discount, and $516,309 other offering expenses) have been allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities have been expensed and presented as non-operating expenses in the statement of operations and offering costs associated with the Class A common stock have been charged to stockholders’ equity.

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

For the Year ended December 31, 2020
Common stock subject to possible redemption
Numerator: Net income allocable to Class A common stock subject to possible redemption
Amortized Interest income on marketable securities held in trust	$24,142
Less: interest available to be withdrawn for payment of taxes	(24,142)
Net income allocable to Class A common stock subject to possible redemption	$-
Denominator: Weighted Average Redeemable Class A common stock
Redeemable Class A Common Stock, Basic and Diluted	8,663,166
Basic and Diluted net income per share, Redeemable Class A Common Stock	$0.00

Non-Redeemable Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Loss	$(3,733,764)
Redeemable Net Earnings	-
Non-Redeemable Net Loss	$(3,733,764)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, common stock	6,546,624
Basic and diluted net loss per share, common stock	$(0.57)

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note. This loan was non-interest bearing and payable on the earlier of March 31, 2021 or the completion of the IPO. For the period from August 10, 2020 (inception) to December 31, 2020, the Company has borrowed $191,046 under the promissory note. The amount was paid in full on October 26, 2020.

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

Note 6 — Investment Held in Trust Account

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

Note 7 — Commitments & Contingencies

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

Note 8 — Stockholders’ Equity

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

Note 9 — Income Tax

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of warrant liability	(20.1)%
Formation and operating costs	(0.9)%
Income tax provision	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued.  The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

spartacus ACQUISITION CORPoration

/s/ Peter D. Aquino
Name:	Peter D. Aquino
Title:	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Igor Volshteyn
Name:	Igor Volshteyn
Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

May 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Peter D. Aquino	Chairman and Chief Executive Officer	May 12, 2021
Peter D. Aquino

/s/ Igor Volshteyn	Chief Financial Officer and Director	May 12, 2021
Igor Volshteyn

/s/ Alan Howe	Director	May 12, 2021
Alan Howe

/s/ Eric Edidin	Director	May 12, 2021
Eric Edidin

/s/ Andrew Day	Director	May 12, 2021
Andrew Day

/s/ Shelly C. Lombard	Director	May 12, 2021
Shelly C. Lombard

/s/ Skyler Wichers	Director	May 12, 2021
Skyler Wichers