Form 10-Q
period 2021-03-31
Spartacus Acquisition Corp
filed 2021-05-21
CIK 1822553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

As of May 21, 2021, there were 20,000,000 shares of Class A common stock and 5,000,000 shares of Class B common stock of the registrant issued and outstanding.

SPARTACUS ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTACUS ACQUISITION CORPORATION
CONDENSED BALANCE SHEET

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Current Assets:
Cash	$306,217	$1,007,130
Prepaid Expenses	549,526	165,091
Total current assets	855,743	1,172,221
Cash and securities held in Trust Account	203,058,688	203,028,982
Total Assets	$203,914,431	$204,201,203

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$430,351	$96,670
Total current liabilities	430,351	96,670
Warrant liability	16,550,000	23,012,500
Deferred underwriters’ discount	7,000,000	7,000,000
Total liabilities	23,980,351	30,109,170

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, 17,234,885 and 16,659,314 shares at redemption value at March 31, 2021 and December 31, 2020, respectively	174,934,079	169,092,032

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,765,115 and 3,340,686 shares issued and outstanding (excluding shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	277	334
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	500	500
Additional paid-in capital	2,890,941	8,732,931
Retained earnings (accumulated deficit)	2,108,283	(3,733,764)
Total stockholders’ equity	5,000,001	5,000,001
Total Liabilities and Stockholders’ Equity	$203,914,431	$204,201,203

The accompanying notes are an integral part of these financial statements.

SPARTACUS ACQUISITION CORPORATION
CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

For the Three Months Ended March 31, 2021
Operating costs	$650,160
Loss from Operations	(650,160)

Other income:
Interest earned on cash and marketable securities held in Trust Account	29,707
Change in fair value of warrant liability	6,462,500
Total other income	6,492,207

Net income	$5,842,047

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	16,659,314
Basic and diluted net income per share	$—

Basic and diluted weighted average shares outstanding, non-redeemable common stock	8,340,686
Basic and diluted net income per non-redeemable common share	$0.70

The accompanying notes are an integral part of these financial statements.

SPARTACUS ACQUISITION CORPORATION
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholder’s
	Stock	Amount	Stock	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	3,340,686	$334	5,000,000	$500	$8,732,931	$(3,733,764)	$5,000,001
Net income	—	—	—	—	—	5,842,047	5,842,047
Change in Class A common stock subject to possible redemption	(575,571)	(57)	—	—	(5,841,990)	—	(5,842,047)
Balance as of March 31, 2021 (unaudited)	2,765,115	$277	5,000,000	$500	$2,890,941	$2,108,283	$5,000,001

The accompanying notes are an integral part of these financial statements.

SPARTACUS ACQUISITION CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

For the Three Months Ended March 31, 2021
Cash flows from Operating Activities:
Net income	$5,842,047
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of interest on cash and marketable securities held in Trust Account	(29,707)
Change in fair value of warrant liability	(6,462,500)
Changes in operating assets and liabilities:
Prepaid assets	(384,435)
Accounts payable and accrued expenses	333,682
Net cash used in operating activities	(700,913)

Cash flows from Investing Activities:
Purchase of marketable securities	(203,051,000)
Maturity of marketable securities	203,051,000
Net cash used in investing activities	—

Net change in cash	(700,913)
Cash, beginning of period	1,007,130
Cash, end of the period	$306,217
Supplemental disclosure of non-cash financing activities:
Change in value of Class A common stock subject to possible redemption	$5,842,047

The accompanying notes are an integral part of these financial statements.

SPARTACUS ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Note 1 — Organization and Business Operations

Spartacus Acquisition Corporation (the “Company”) is a newly organized blank check company incorporated as a Delaware company on August 10, 2020. The Company was formed for the purpose of acquiring, merging with, engaging in capital stock exchange with, purchasing all or substantially all of the assets of, engaging in contractual arrangements, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities operating in any sector (“Business Combination”).

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The Company’s sponsor is Spartacus Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

IPO

On October 19, 2020, the Company consummated the IPO of 20,000,000 units (each, a “Unit” and collectively, the “Units”) at $10.00 per Unit, generating gross proceeds of $200,000,000, which is discussed in Note 3. Each Unit consists of one share of Class A common stock (“public share(s)”), and one-half of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as described in the IPO. Only whole warrants are exercisable.

Simultaneously with the closing of the IPO, the Company consummated the sale of 8,750,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement, generating gross proceeds of $8,750,000, which is described in Note 3.

Transaction costs of the IPO amounted to $11,516,309, consisting of $4,000,000 of the underwriting discount $7,000,000 of deferred underwriters’ discount and $516,309 of other offering costs. Effective on the date of the IPO, $604,606 of offering costs associated with the issuance of the warrants was expensed while the remaining $10,911,703 was classified as equity.

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

Following the closing of the IPO on October 19, 2020, an amount equal to at least $10.15 per Unit sold in the IPO was held in a trust account (“Trust Account”), to be invested only in U.S. government securities, with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earliest to occur of: (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”) to (i) modify the substance or timing of the Company’s obligation to provide for the redemption of its public shares in connection with an initial Business Combination or to redeem 100% of its public shares if the Company do not complete its initial Business Combination within 18 months from the closing of the offering or (ii) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, and (c) the redemption of the Company’s public shares if the Company are unable to complete its initial Business Combination within 18 months from the closing of the IPO, subject to applicable law.

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

If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination.

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

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its initial Business Combination and the Company does not conduct redemptions in connection with its initial Business Combination pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in this offering, without the Company’s prior consent.

The Company’s Sponsor, officers and directors (the “initial stockholders”) have agreed not to propose any amendment to the Amended and Restated Certificate of Incorporation (a) that would modify the substance or timing of the Company’s obligation to provide for the redemption of its public shares in connection with an initial Business Combination or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within 18 months from the closing of the IPO (the “Combination Period”) or (b) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provide its public stockholders with the opportunity to redeem their public shares in conjunction with any such amendment.

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

The Company’s initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares (as defined below) held by them if the Company fails to complete its initial Business Combination within the Combination Period. However, if the initial stockholders acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a Business Combination during the Combination Period.

Since November 2, 2020, the holders of the Company’s Units are able to elect to separately trade the shares of Class A common stock and warrants included in the Units. No fractional warrants are issued upon separation of the Units and only whole warrants trade. The shares of Class A common stock and the warrants currently trade on the Nasdaq Capital Market under the symbols “TMTS” and “TMTSW,” respectively. The Units not separated continue to trade on the Nasdaq Capital Market under the symbol “TMTSU.”

Liquidity and Capital Resources

As of March 31, 2021, the Company had $306,217 in its operating bank account, and working capital of $425,392.

Based on its currently available cash on hand and access to the Working Capital Loans (as defined below), the Company believes it has sufficient liquidity in order to meet the expenditures required for operating our business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to our Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of the public shares upon consummation of our Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet our obligations.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, ( the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 12, 2021, which contains the audited financial statements and notes thereto.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach.

Investment Held in Trust Account

At March 31, 2021 and December 31, 2020, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with Financial Statements Accounting Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of March 31, 2021 and December 31, 2020 due to the short maturities of such instruments.

At March 31, 2021, there were 10,000,000 Public Warrants and 8,750,000 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Description	March 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant Liability – Public Warrants	$6,400,000	$6,400,000	$—	$—

Warrant Liability – Private Placement Warrants	$10,150,000	$—	$—	$10,150,000

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant Liability – Public Warrants	$11,200,000	$11,200,000	$—	$—

Warrant Liability – Private Placement Warrants	$11,812,500	$—	$—	$11,812,500

The Company utilizes a Monte Carlo simulation model to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. If quoted prices exist for the Public Warrants, which was the case for March 31, 2021 and December 31, 2020, the quoted price is used. The estimated fair value of the warrant liability is determined using Level 3 inputs if quoted prices do not exist. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the quarterly period ended March 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements for the Private Placement warrants as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021	As of December 31, 2020
Private Placement Warrants
Stock price	$9.85	$10.06
Strike price	$11.50	$11.50
Term (in years)	7.0	7.0
Volatility (pre/post business combination)	12%/25%	10%/25%
Risk-free rate	0.9%	0.4%
Dividend yield	0.0%	0.0%
Redemption Price	$—	$—
Fair value of warrants	$1.16	$1.35

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, the Company used the market quote to calculate fair value, which was $0.64 at March 31, 2021 and $1.12 at December 31, 2020.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities

Fair value as of December 31, 2020	$11,812,500	$11,200,000	$23,012,500
Change in fair value of warrant liability	(1,662,500)	(4,800,000)	(6,462,500)

Fair value as of March 31, 2021	$10,150,000	$6,400,000	$23,012,500

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of March 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income Per Common Share

Net income per common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 18,750,000 shares of Class A common stock in the aggregate.

The Company’s statements of operations include a presentation of net income per share for Class A Common Stock subject to possible redemption in a manner similar to the two-class method of net income per common stock. Net income per common stock, basic and diluted, for redeemable Class A Common Stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of redeemable Class A Common Stock outstanding since original issuance. Net income per common stock, basic and diluted, for non-redeemable Class A and Class B Common Stock is calculated by dividing the net income, adjusted for income attributable to redeemable Class A Common Stock, by the weighted average number of non-redeemable Class A and Class B Common Stock outstanding for the periods. Non-redeemable Class B Common Stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

Three Months Ended March 31, 2021
Common stock subject to possible redemption
Numerator: Net income allocable to Class A common stock subject to possible redemption
Amortized Interest income on marketable securities held in trust	$25,599
Less: interest available to be withdrawn for payment of taxes	(25,599)
Net income allocable to Class A common stock subject to possible redemption	$-
Denominator: Weighted Average Redeemable Class A common stock
Redeemable Class A Common Stock, Basic and Diluted	16,659,314
Basic and Diluted net income per share, Redeemable Class A Common Stock	$0.00

Non-Redeemable Common Stock
Numerator: Net income minus redeemable net earnings
Net income	$5,842,047
Redeemable net earnings	-
Non-redeemable net income	$5,842,047
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, common stock	8,340,686
Basic and diluted net income per share, common stock	$0.70

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Private Placement Warrants

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

Note 4 — Related Party Transactions

Founder Shares

On August 21, 2020, the Sponsor paid $25,000, or approximately $0.0035 per share, to cover certain offering costs in consideration for 7,187,500 shares of Class B common stock, par value $0.0001 (the “founder shares”). In October 2020, the Sponsor returned to the Company, at no cost, an aggregate of 1,437,500 founder shares, which were cancelled, resulting in an aggregate of 5,750,000 founder shares outstanding and held by the Sponsor. Up to 750,000 founder shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture was to be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the founder shares will represent 20.0% of the Company’s issued and outstanding common stock after the IPO. On November 2, 2020, 750,000 founder shares were forfeited.

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

Accordingly, on May 17, 2021, the Company and Sponsor entered into a Working Capital Loan for the Company to borrow up to $1.0 million, to be used to fund working capital needs over the next 12 months (“First Working Capital Loan”). The First Working Capital Loan will mature the earlier of (i) May 31, 2022 or (ii) the date on which the initial Business Combination is completed, will not accrue any interest while it remains outstanding, and is subject to standard terms and conditions. As of May 21, 2021, the Company had no borrowings under the First Working Capital Loan.

Administrative Support Agreement

Commencing on October 19, 2020, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2021, the Company incurred $30,000 administrative support fees.

Note 5 — Investment Held in Trust Account

As of March 31, 2021, investments in the Trust Account consisted of $12,650 in U.S. Money Market and $203,046,038 in U.S. Treasury Securities. The U.S. Treasury Securities mature on June 29, 2021. The Company classifies its U.S. Treasury securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss, and fair value of held to maturity securities on March 31, 2021 and December 31, 2020 are as follows:

March 31, 2021	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of
U.S. Money Market	$12,650	$-	$-	$12,650
U.S. Treasury Securities	203,046,038	9,901	-	203,055,939
	$203,058,688	$9,901	$-	$203,068,589

December 31, 2020	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of
U.S. Money Market	$5,071	$-	$-	$5,071
U.S. Treasury Securities	203,023,911	6,784	-	203,030,695
	$203,028,982	$6,784	$-	$203,035,766

Note 6 — Commitments and Contingencies

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

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021, there were no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2021, there were 2,765,115 shares of Class A common stock issued or outstanding, excluding 17,234,885 shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. At March 31, 2021, there were 5,000,000 shares of Class B common stock issued and outstanding.

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

The Class B common stock will automatically convert into Class A common stock on the first business day following the consummation of the initial Business Combination at a ratio such that the number of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (a) the total number of all shares of Class A common stocks issued and outstanding (including any shares of Class A common stock issued pursuant to the underwriter’s over-allotment option) upon the consummation of the IPO, plus (b) the sum of all shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (including any shares of Class A common stock issued pursuant to a forward purchase agreement), excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into Class A common stock issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, members of the Company’s management team or any of their affiliates upon conversion of Working Capital Loans, minus (c) the number of shares of Class A common stock redeemed in connection with the initial Business Combination, provided that such conversion of shares of Class B common stock shall never be less than the initial conversion ratio. In no event will the Class B common stock convert into Class A common stock at a rate of less than one-to one.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (“IPO”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a newly organized blank check company incorporated on August 10, 2020 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this prospectus as our initial business combination (“Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds our IPO and the private placement of warrants, the proceeds of the sale of our shares in connection with our initial Business Combination (pursuant to backstop agreements we may enter into), shares issued to the owners of the target, debt issued to banks or other lenders or the owners of the target, or a combination of the foregoing.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our IPO, and identifying a target for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our initial Business Combination.

For the three months ended March 31, 2021, we had a loss from operations of $650,160, which consists of formation and operating costs.

Liquidity and Capital Resources

Until the consummation of the IPO, the Company’s only sources of liquidity were the proceeds from the initial purchase of Class B common stock by our Sponsor and loans from our Sponsor.

On October 19, 2020, we consummated the IPO of an aggregate of 20,000,000 Units at a price of $10.00 per unit generating gross proceeds of approximately $200,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the IPO we consummated a private placement of 8,750,000 warrants (the “Private Placement Warrants”), each exercisable to purchase one share of our Class A common stock at $11.50 per share, to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds, before expenses, of approximately $8,750,000.

For the three-month period ending March 31, 2021, cash used in operating activities was $700,913. Operating cash used during this period was primarily attributable to the payment of formation and operating costs.

As of March 31, 2021 we had cash in the Trust Account of $203,058,688. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $306,217 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, our Sponsor has agreed to loan us funds as may be required in the form of working capital loans. The Company entered into an agreement with the Sponsor for the first working capital loan of $1.0 million on May 17, 2021, with a maturity date of May 31, 2022. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of Working Capital Loans may be convertible into warrants at the price of $1.00 per warrant.

Based on its currently available cash on hand and access to the Working Capital Loans, the Company believes it has sufficient liquidity in order to meet the expenditures required for operating our business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to our Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of the public shares upon consummation of our Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriter is entitled to deferred commissions of $0.35 per unit of the gross proceeds from the Units sold in the IPO, or $7,000,000 in the aggregate. The deferred commissions will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited financial information. We describe our significant accounting policies in Note 2 – Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Warrant Accounting

Pursuant to Accounting Standards Codification Subtopic 815-40 the Company classifies its warrants as derivative liabilities in its financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Quarterly Report, our management re-evaluated, with the participation of our current principal executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the existence of material weaknesses found in our internal controls over financial reporting described below and the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in our Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on May 12, 2021, our disclosure controls and procedures were not effective as of March 31, 2021.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. In preparation of our financial statements for the period covered by this report, we identified a material weakness in internal control over financial reporting related to our control environment existed as of March 31, 2021 as described below.

Specifically, we identified a material weakness with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. Since issuance, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the Staff issued the Staff Statement in which it expressed its view that certain terms and conditions common to warrants issued by a special purpose acquisition company (“SPAC”) may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement. This material weakness resulted in a restatement of our financial statements for the fiscal year ended December 31, 2020.

Notwithstanding the identified material weakness, management believes that the financial statements and related financial information included in this Quarterly Report fairly present, in all material respects, our balance sheets, statements of operations, comprehensive loss and cash flows as of and for the periods presented.

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

Restatement of Previously Issued Financial Statements

On May 12, 2021, we revised our prior position on accounting for warrants and restated our financial statements for the fiscal year ended December 31, 2020 to reclassify the Company’s warrants as fully described in our Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on May 12, 2021.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2021, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in our Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on May 12, 2021, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand complex accounting standards that apply to our financial statements, which is described in detail above under Remediation Plan.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report, except as set forth below, there have been no material changes to the risk factors disclosed in our Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on May 12, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

May 21, 2021