Form 10-Q
period 2021-06-30
Spartacus Acquisition Corp
filed 2021-07-30
CIK 1822553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, there were 20,000,000 shares of Class A common stock and 5,000,000 shares of Class B common stock of the registrant issued and outstanding.

SPARTACUS ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTACUS ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current Assets:
Cash	$141,508	$1,007,130
Prepaid expenses	417,859	165,091
Due from Sponsor	300	—
Total current assets	559,667	1,172,221
Cash and securities held in Trust Account	203,004,294	203,028,982
Total Assets	$203,563,961	$204,201,203

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,858,170	$96,670
Due to related party	392	—
Total current liabilities	1,858,562	96,670
Warrant liability	24,825,000	23,012,500
Working capital loan	300,000	—
Deferred underwriters’ discount	7,000,000	7,000,000
Total liabilities	33,983,562	30,109,170

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, 16,214,818 and 16,659,314 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	164,580,398	169,092,032

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 3,785,182 and 3,340,686 shares issued and outstanding (excluding shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	379	334
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	500	500
Additional paid-in capital	13,174,520	8,732,931
Accumulated deficit	(8,175,398)	(3,733,764)
Total stockholders’ equity	5,000,001	5,000,001
Total Liabilities and Stockholders’ Equity	$203,563,961	$204,201,203

The accompanying notes are an integral part of these financial statements.

 SPARTACUS ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Operating costs	$2,023,151	$2,673,311
Loss from Operations	(2,023,151)	(2,673,311)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	14,470	44,177
Change in fair value of warrant liability	(8,275,000)	(1,812,500)
Total other income (expense)	(8,260,530)	(1,768,323)

Net loss	$(10,283,681)	$(4,441,634)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	17,234,885	16,948,707
Basic and diluted net loss per share	$—	$—

Basic and diluted weighted average shares outstanding, non-redeemable common stock	7,765,115	8,051,293
Basic and diluted net loss per non-redeemable common share	$(1.32)	$(0.55)

The accompanying notes are an integral part of these financial statements.

SPARTACUS ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended June 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholder’s
	Stock	Amount	Stock	Amount	Capital	Deficit	Equity
Balance as of March 31, 2021 (unaudited)	2,765,115	$277	5,000,000	$500	$2,890,941	$2,108,283	$5,000,001
Net loss	—	—	—	—	—	(10,283,681)	(10,283,681)
Other offering expenses	—	—	—	—	(70,000)	—	(70,000)
Change in Class A common stock subject to possible redemption	1,020,067	102	—	—	10,353,579	—	10,353,681
Balance as of June 30, 2021 (unaudited)	3,785,182	$379	5,000,000	$500	13,174,520	$(8,175,398)	$5,000,001

	For the Six Months Ended June 30, 2021
	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholder’s
	Stock	Amount	Stock	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	3,340,686	$334	5,000,000	$500	$8,732,931	$(3,733,764)	$5,000,001
Net loss	—	—	—	—	—	(4,441,634)	(4,441,634)
Other offering expenses	—	—	—	—	(70,000)	—	(70,000)
Change in Class A common stock subject to possible redemption	444,496	45	—	—	4,511,589	—	4,511,634
Balance as of June 30, 2021 (unaudited)	3,785,182	$379	5,000,000	$500	13,174,520	$(8,175,398)	$5,000,001

The accompanying notes are an integral part of these financial statements.

SPARTACUS ACQUISITION CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

For the Six Months Ended June 30, 2021
Cash flows from Operating Activities:
Net loss	$(4,441,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest on cash and marketable securities held in Trust Account	(44,177)
Change in fair value of warrant liability	1,812,500
Expenses paid by Sponsor	93
Changes in operating assets and liabilities:
Prepaid assets	(252,768)
Accounts payable and accrued expenses	1,760,364
Net cash used in operating activities	(1,165,622)

Cash flows from Investing Activities:
Purchase of marketable securities	(406,042,000)
Maturity of marketable securities	406,042,000
Net cash provided by investing activities	—

Cash flows from Financing Activities:
Proceeds from issuance of promissory note to related party	300,000
Net cash provided by financing activities	300,000

Net change in cash	(865,622)
Cash, beginning of period	1,007,130
Cash, end of period	$141,508
Supplemental disclosure of cash flow information:
Cash taxes paid	31,475
Transfer of cash from trust for payment of Delaware state franchise tax	68,864
Supplemental disclosure of non-cash financing activities:
Increase in accounts payable and accrued expenses for deferred offering costs	70,000
Change in value of Class A common stock subject to possible redemption	$(4,511,634)

The accompanying notes are an integral part of these financial statements.

SPARTACUS ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The Company’s sponsor is Spartacus Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

IPO

On October 19, 2020, the Company consummated the IPO of 20,000,000 units (each, a “Unit” and collectively, the “Units”) at $10.00 per Unit, generating gross proceeds of $200,000,000, which is discussed in Note 3. Each Unit consists of one share of Class A common stock (“public share(s)”), and one-half of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock, par value $0.0001 per share (“Class A common stock”), at a price of $11.50 per share, subject to adjustment as described in the IPO. Only whole warrants are exercisable.

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

Following the closing of the IPO on October 19, 2020, an amount equal to at least $10.15 per Unit sold in the IPO was held in a trust account (“Trust Account”), to be invested only in U.S. government securities, with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earliest to occur of: (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”) to (i) modify the substance or timing of the Company’s obligation to provide for the redemption of its public shares in connection with an initial Business Combination or to redeem 100% of its public shares if the Company does not complete its initial Business Combination within 18 months from the closing of the offering or (ii) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, and (c) the redemption of the Company’s public shares if the Company are unable to complete its initial Business Combination within 18 months from the closing of the IPO, subject to applicable law.

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

The common stock subject to redemption is recorded at a redemption value and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

Proposed Business Combination and Related Transactions

On June 9, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spartacus Acquisition Shelf Corp., a Delaware corporation (“Shelf”), NextNav, LLC, a Delaware limited liability company, NextNav Holdings, LLC, a Delaware limited liability company (“Holdings”), NEA 14 NextNav Blocker, LLC, a Delaware limited liability company (“NEA Blocker”), Oak NextNav Blocker, LLC, a Delaware limited liability company (“Oak Blocker”), Columbia Progeny Partners IV, Inc., a Delaware corporation (“Columbia Blocker”), Global Long Short Partners Aggregating Holdings Del VII LLC, a Delaware limited liability company (“GS Blocker 1”), Global Private Opportunities Partners Holdings II Corp., a Delaware corporation, (“GS Blocker 2,” and collectively with NEA Blocker, Oak Blocker, Columbia Blocker, and GS Blocker 1, the “Blockers”), SASC (SPAC) Merger Sub 1 Corporation, a Delaware corporation (“MS 1”), SASC (Target) Merger Sub 2 LLC, a Delaware limited liability company (“MS 2”), SASC (NB) Merger Sub 3 LLC, a Delaware limited liability company (“MS 3”), SASC (OB) Merger Sub 4 LLC, a Delaware limited liability company (“MS 4”), SASC (CB) Merger Sub 5 Corporation, a Delaware corporation (“MS 5”), SASC (GB1) Merger Sub 6 LLC, a Delaware limited liability company (“MS 6”) , and SASC (GB2) Merger Sub 7 Corporation, a Delaware corporation (“MS 7,” and collectively with MS 1, MS 2, MS 3, MS 4, MS 5, and MS 6, the “Merger Entities”).

The Merger Entities are each wholly owned subsidiaries of Shelf. The Merger Agreement provides for, among other things, (a) MS 1 to be merged with and into the Company, with the Company surviving the merger; (b) MS 2 to be merged with and into Holdings, with Holdings surviving the merger; (c) MS 3 to be merged with and into NEA Blocker, with NEA Blocker surviving the merger; (d) MS 4 to be merged with and into Oak Blocker, with Oak Blocker surviving the merger; (e) MS 5 to be merged with and into Columbia Blocker, with Columbia Blocker surviving the merger; (f) MS 6 to be merged with and into GS Blocker 1, with GS Blocker 1 surviving the merger; and (g) MS 7 to be merged with and into GS Blocker 2, with GS Blocker 2 surviving the merger.

As a result of the transactions contemplated in the Merger Agreement (collectively, the “Transactions”), the Company, NEA Blocker, Oak Blocker, Columbia Blocker, GS Blocker 1, GS Blocker 2 and Holdings and the various operating subsidiaries of Holdings (we refer to Holdings and its operating subsidiaries collectively as “NextNav”), will become wholly owned subsidiaries of Shelf, and the Company’s stockholders, the equityholders of each of NEA Blocker, Oak Blocker, Columbia Blocker, GS Blocker 1, GS Blocker 2, and the equityholders of Holdings, will become stockholders of Shelf.

Consummation of the Transactions is subject to customary conditions of the respective parties, including, among others, that (i) there being no law or injunction prohibiting consummation of the Transactions; (ii) the Transactions be approved by the Company’s stockholders; (iii) all applicable waiting periods and any extensions thereof under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder will have expired or been terminated; (iv) the Registration Statement on Form S-4 of Shelf containing the proxy statement/prospectus for the Company’s special meeting of stockholders will have become effective; (v) receipt of consent to the Transactions from the Federal Communications Commission; (vi) the Company will have at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act immediately following the closing of the Transaction (the“Closing”) (after giving effect to the redemption of any public shares by the Company’s public stockholders); and (vii) the Shelf common stock shares and warrants to be issued in connection with the Transactions shall have been approved for listing on The Nasdaq Stock Market LLC (“Nasdaq”). In addition, the obligations of NextNav and the Company, respectively, to consummate the Transactions is conditioned upon no material adverse effect having occurred with respect to the other party, and NextNav’s obligations to consummate the Transactions are conditioned upon the Company’s available closing date total cash (including cash in the Trust Account after giving effect to any redemptions and payment of transaction expenses, and the proceeds of the PIPE Investment (as defined below)) being equal to or greater than $250 million.

The Merger Agreement provides that at the Closing, Shelf will enter into a Registration Rights Agreement with B. Riley Principal Investments, LLC, a Delaware limited liability company (“B. Riley”), and Sponsor, the Blockers, other than NEA Blocker, Fortress Investment Group, LLC and certain other former owners of Holdings with respect to the resale of shares of Shelf common stock and other equity securities (including certain warrants to purchase shares of common stock of Shelf and shares of common stock of Shelf issued or issuable upon the exercise of any other equity security) that will be issued as consideration pursuant to the Merger Agreement (the “Registration Rights Agreement”). The Registration Rights Agreement will require Shelf to, among other things, file a resale shelf registration statement on behalf of such stockholders promptly after the Closing. The Registration Rights Agreement will also provide certain demand rights and piggyback rights to such stockholders, subject to underwriter cutbacks and issuer blackout periods. Shelf will agree to pay certain fees and expenses relating to registrations under the Registration Rights Agreement. The Registration Rights Agreement will also prohibit the transfer (subject to limited exceptions) of the shares of Shelf’s common stock (a) received as equity consideration by certain stockholders of the Company for a period of one year following the Closing, subject to early termination in the event that the closing sale price of Shelf’s common stock equals or exceeds $12.00 per share for 20 out of 30 consecutive trading days commencing at least 150 days after the Closing and (b) received as equity consideration by certain former owners of Holdings for a period of 180 days following the Closing, subject to early termination for 50% of the shares held thereby in the event that the closing sale price of Shelf’s common stock equals or exceeds $12.00 per share for 20 out of 30 consecutive trading days commencing at least 60 days after the Closing. The Registration Rights Agreement will also prohibit the transfer (subject to limited exceptions) of the Company’s warrants held by Sponsor and B. Riley and shares issuable upon the exercise or conversion thereof for a period of 30 days following the Closing.

Concurrently with the execution and delivery of the Merger Agreement, certain “qualified institutional buyers” (as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”)) or institutional “accredited investors” (as such term is defined in Rule 501 under the Securities Act) (collectively, the “PIPE Investors”), entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors have committed to subscribe for and purchase 20.5 million shares of Company Class A common stock (the “PIPE Shares”) at a purchase price per share of $10.00 for aggregate gross proceeds of $205 million (the “PIPE Investment”). The purchase of the PIPE Shares will be consummated immediately prior to the Closing, with such PIPE Shares immediately being cancelled in connection with the mergers and in consideration for newly issued Shelf common stock. In connection with the placement of the PIPE Shares, the Company’s co-placement agents, B. Riley Securities, Inc. and PJT Partners LP, will be due a fee of approximately $5.9 million upon the Closing.

The Merger Agreement and related agreements are further described in the Form 8-K filed by the Company on June 10, 2021.

On June 25, 2021, Shelf filed a registration statement on Form S-4 (File No: 333-257441) (the “Form S-4”) related to the proposed Business Combination. Once the SEC declares the registration statement effective, we will mail the definitive proxy statement/prospectus relating to the special meeting of our stockholders in connection with the proposed Business Combination. The proposed Business Combination is expected to close late in the third quarter of 2021 or early in the fourth quarter of 2021, subject to approval by our stockholders and other customary closing conditions.

Upon closing of the proposed Business Combination described above, our securities will be delisted from Nasdaq and it is expected that Shelf’s common stock and warrants will be listed on Nasdaq under the symbols “NN” and “NNW”, respectively. At the closing of the Transactions, any of the Units that are not already trading separately will automatically separate into their component shares of Shelf common stock and one-half of one redeemable warrant. Shelf will not have any units outstanding following the consummation of the Transactions.

Other than as specifically discussed, this report does not assume the closing of the proposed Business Combination.

Liquidity and Capital Resources

As of June 30, 2021, the Company had $141,508 in its operating bank account, and a working capital deficit of $(1,298,895).

Based on its currently available cash on hand, access to the Working Capital Loans (as defined below), and extended payment terms with certain vendors, the Company believes it has sufficient liquidity to meet the expenditures required for operating our business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to our Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of the public shares upon consummation of our Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet our obligations.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, ( the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company and completing a Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 12, 2021 (the “10-K/A”), which contains the audited financial statements and notes thereto.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Investment Held in Trust Account

At June 30, 2021 and December 31, 2020, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of June 30, 2021 and December 31, 2020 due to the short maturities of such instruments.

At June 30, 2021, there were 10,000,000 Public Warrants and 8,750,000 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Description	June 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant Liability – Public Warrants	$12,400,000	$12,400,000	$—	$—

Warrant Liability – Private Placement Warrants	$12,425,000	$—	$—	$12,425,000

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant Liability – Public Warrants	$11,200,000	$11,200,000	$—	$—

Warrant Liability – Private Placement Warrants	$11,812,500	$—	$—	$11,812,500

The Company utilizes a Monte Carlo simulation model to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. If quoted prices exist for the Public Warrants, which was the case for June 30, 2021 and December 31, 2020, the quoted price is used. The estimated fair value of the warrant liability is determined using Level 3 inputs if quoted prices do not exist. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the three and six month periods ended June 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements for the Private Placement warrants as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021	As of December 31, 2020
Private Placement Warrants
Stock price	$10.05	$10.06
Strike price	$11.50	$11.50
Term (in years)	5.3	6.3
Volatility (pre/post business combination)	12%/20%	10%/25%
Risk-free rate	0.9%	0.4%
Dividend yield	0.0%	0.0%
Probability of business combination	95%	85%
Redemption Price	$—	$—
Fair value of warrants	$1.42	$1.35

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, the Company used the market quote to calculate fair value, which was $1.24 at June 30, 2021 and $1.12 at December 31, 2020.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities

Fair value as of December 31, 2020	$11,812,500	$11,200,000	$23,012,500
Change in fair value of warrant liability	612,500	1,200,000	1,812,500

Fair value as of June 30, 2021	$12,425,000	$12,400,000	$24,825,000

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of June 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 16,214,818 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted net loss per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 18,750,000 shares of Class A common stock in the aggregate.

The Company’s statements of operations include a presentation of net loss per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net loss per common share. Net loss per common share, basic and diluted, for redeemable Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of redeemable Class A common stock outstanding since original issuance. Net loss per common stock, basic and diluted, for non-redeemable Class A and Class B common stock is calculated by dividing net loss, adjusted for loss attributable to redeemable Class A common stock, by the weighted average number of shares of non-redeemable Class A and Class B common stock outstanding for the periods. Shares of non-redeemable Class B common stock include the founder shares as these common shares do not have any redemption features and do not participate in the income earned on the Trust Account.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Common stock subject to possible redemption
Numerator: Net loss allocable to Class A common stock subject to possible redemption
Amortized Interest income on marketable securities held in trust	$11,731	$35,814
Less: interest available to be withdrawn for payment of taxes	(11,731)	(35,814)
Net income allocable to Class A common stock subject to possible redemption	$-	$-
Denominator: Weighted Average Redeemable Class A common stock
Redeemable Class A Common Stock, Basic and Diluted	17,234,885	16,948,707
Basic and Diluted net income per share, Redeemable Class A Common Stock	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net income minus redeemable net earnings
Net loss	$(10,283,681)	$(4,441,634)
Redeemable net earnings	—	—
Non-redeemable net income	$(10,283,861)	$(4,441,634)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, common stock	7,765,115	8,051,293
Basic and diluted net loss per share, common stock	$(1.32)	$(0.55)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Private Placement Warrants

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 8,104,244 warrants at a price of $1.00 per warrant, with each warrant exercisable to purchase one share of the Class A common stock at a price of $11.50 per share, in a private placement. B. Riley purchased an aggregate of 645,756 identical warrants at a purchase price of $1.00 per warrant, generating aggregate gross proceeds of $8,750,000. A portion of the purchase price of the Private Placement Warrants were added to the proceeds from the IPO to be held in the Trust Account such that, at the time of closing, $203.0 million was held in the Trust Account. If the Company does not complete the initial Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Accordingly, on May 17, 2021, the Company and Sponsor entered into a Working Capital Loan for the Company to borrow up to $1.0 million, to be used to fund working capital needs over the next 12 months (“First Working Capital Loan”). The First Working Capital Loan will mature the earlier of (i) May 31, 2022 or (ii) the date on which the initial Business Combination is completed, will not accrue any interest while it remains outstanding, and is subject to standard terms and conditions. As of June 30, 2021, the Company had $300,000 of borrowings outstanding under the First Working Capital Loan.

On July 19, 2021, the Company amended and restated the First Working Capital Loan by increasing the amount the Company can borrow to $2.5 million and extending the maturity to the earlier of (i) December 31, 2022 or (ii) the date on which the initial Business Combination is completed. All other terms remain unchanged. No additional borrowings have been made under the First Working Capital Loan as of July 30, 2021.

Administrative Support Agreement

Commencing on October 19, 2020, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $60,000 of administrative support fees, respectively, during the three months and six months ended June 30, 2021.

Subscription Agreements

On June 9, 2021, concurrently with the execution of the Merger Agreement, CCUR Holdings, Inc, one of the managing members of our Sponsor, and MILFAM Investments LLC, an affiliate of MILFAM CI LLC SPARTACUS, one of the managing members of our Sponsor, entered into a PIPE Subscription Agreement to each purchase 1,105,000 shares of Class A common stock in the PIPE Investment.

Director and Officer Indemnification

The Company’s certificate of incorporation authorizes indemnification and advancement of expenses for its directors and officers to the fullest extent permitted by the Delaware General Corporation Law.

Expense Reimbursement

The Company’s officers and directors are entitled to reimbursement for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf, such as identifying potential target businesses and performing due diligence on suitable business combination targets.

Note 5 — Investment Held in Trust Account

As of June 30, 2021, investments in the Trust Account consisted of $203,004,294 in U.S. Money Market funds. The Company classifies its U.S. Treasury securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss, and fair value of held to maturity securities on June 30, 2021 and December 31, 2020 are as follows:

June 30, 2021	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of
U.S. Money Market	$203,004,294	$—	$—	$203,004,294
U.S. Treasury Securities	—	—	—	—
	$203,004,294	$—	$—	$203,004,294

December 31, 2020	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of
U.S. Money Market	$5,071	$—	$—	$5,071
U.S. Treasury Securities	203,023,911	6,784	—	203,030,695
	$203,028,982	$6,784	$—	$203,035,766

Note 6 — Commitments and Contingencies

Registration Rights

The holders of (i) the founder shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Placement Warrants, which were issued in a private placement simultaneously with the closing of the IPO and the Class A common stock underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans (and the securities underlying such securities) will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement executed on October 15, 2020 and expected to be superseded by a new registration rights agreement to be entered into in connection with the initial Business Combination. In the new registration rights agreement, the holders of these securities will be entitled to certain demand rights and piggyback rights, subject to underwriter cutbacks and issuer blackout periods. Shelf will agree to pay certain fees and expenses incurred in connection with the filing of any such registration statements.

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

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there was no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2021, there were 3,785,182 shares of Class A common stock issued or outstanding, excluding 16,214,818 shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. At June 30, 2021, there were 5,000,000 shares of Class B common stock issued and outstanding.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning for Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s December 31, 2020 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The issuance of additional shares in connection with an initial Business Combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors in our IPO, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to banks or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Agreement and Plan of Merger for a Business Combination

On June 9, 2021, the Company entered into the Merger Agreement with Spartacus Acquisition Shelf Corp., a Delaware corporation (“Shelf”), NextNav, LLC, a Delaware limited liability company, NextNav Holdings, LLC, a Delaware limited liability company (“Holdings”), NEA Blocker, Oak Blocker, Columbia Blocker, GS Blocker 1, and seven merger entities (“Merger Entities”). The Merger Entities are each wholly owned subsidiaries of Shelf. The Merger Agreement provides for, among other things, (a) MS 1 to be merged with and into the Company, with the Company surviving the merger; (b) MS 2 to be merged with and into Holdings, with Holdings surviving the merger; (c) MS 3 to be merged with and into NEA Blocker, with NEA Blocker surviving the merger; (d) MS 4 to be merged with and into Oak Blocker, with Oak Blocker surviving the merger; (e) MS 5 to be merged with and into Columbia Blocker, with Columbia Blocker surviving the merger; (f) MS 6 to be merged with and into GS Blocker 1, with GS Blocker 1 surviving the merger; and (g) MS 7 to be merged with and into GS Blocker 2, with GS Blocker 2 surviving the merger (the “Transactions”).

As a result of the Transactions, the Company, NEA Blocker, Oak Blocker, Columbia Blocker, GS Blocker 1, GS Blocker 2 and Holdings and the various operating subsidiaries of Holdings will become wholly owned subsidiaries of Shelf, and the Company’s stockholders, the equityholders of each of NEA Blocker, Oak Blocker, Columbia Blocker, GS Blocker 1, GS Blocker 2, and the equityholders of Holdings, will become stockholders of Shelf.

The aggregate consideration to be paid to the equityholders of Holdings, NEA Blocker, Oak Blocker, Columbia Blocker, GS Blocker 1 and GS Blocker 2 in the Transactions will consist of approximately 75 million shares of Shelf’s common stock. The number of shares of the equity consideration will be based on a $10.00 per share value for Shelf’s common stock.

Pursuant to the Company’s amended and restated certificate of incorporation and in accordance with the terms of the Merger Agreement, the Company will be providing its public stockholders with the opportunity to redeem, upon the closing of the Transactions, their shares of Class A common stock for cash equal to their pro rata share of the aggregate amount on deposit as of two business days prior to the consummation of the Transactions in the Trust Account (which holds the proceeds of the Company’s IPO, less taxes payable).

Upon the consummation of the Business Combination, the Company intends to change its name to “NextNav Inc.”

The consummation of the Business Combination is subject to certain conditions as further described in the Merger Agreement.

Concurrently with the execution and delivery of the Merger Agreement, certain institutional investors entered into subscription agreements (the “PIPE”) pursuant to which they have committed to subscribe for and purchase 20.5 million PIPE shares at a purchase price per share of $10.00 for aggregate gross proceeds of $205 million. The purchase of the PIPE shares will be consummated immediately prior to the closing of the Transactions, with such PIPE shares immediately being cancelled in connection with the mergers and in consideration for newly issued Shelf common stock.

For additional information regarding NextNav, the Merger Agreement and related agreements and the Transactions, see the Registration Statement on Form S-4 filed by Shelf with the SEC on June 25, 2021.

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

For the three months ended June 30, 2021, we had a loss from operations of $2,023,151, which consists of formation and operating costs and costs associated with our initial Business Combination. For the six months ended June 30, 2021, we had a loss from operations of $2,673,311, which consists of formation and operating costs and costs associated with our initial Business Combination.

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

For the six-month period ending June 30, 2021, cash used in operating activities was $1,165,622. Operating cash used during this period was primarily attributable to the payment of formation and operating costs and costs associated with our initial Business Combination.

As of June 30, 2021 we had cash in the Trust Account of $203,004,294. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the quarter, the Company was reimbursed $68,864 from the Trust Account for the 2020 Delaware Franchise Tax that was previously paid from its operating account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $141,508 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, our Sponsor has agreed to loan us funds as may be required in the form of working capital loans. The Company entered into an agreement with the Sponsor for the first working capital loan (“First Working Capital Loan”) of $1.0 million on May 17, 2021, with a maturity date of May 31, 2022. On July 19, 2021, the Company amended and restated the First Working Capital Loan by increasing the amount the Company can borrow to $2.5 million and extending the maturity to the earlier of (i) December 31, 2022 or (ii) the date on which the initial Business Combination is completed. As of July 30, 2021, there was $300,000 drawn under the First Working Capital Loan.

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

Based on its currently available cash on hand, access to the Working Capital Loans, and extended payment terms with certain vendors, the Company believes it has sufficient liquidity in order to meet the expenditures required for operating our business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to our Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of the public shares upon consummation of our Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt (other than the First Working Capital Loan), capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on October 15, 2020 and will continue to incur these fees monthly until the earlier of the completion of the initial Business Combination and the Company’s liquidation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Quarterly Report, our management re-evaluated, with the participation of our current principal executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the existence of material weaknesses found in our internal controls over financial reporting described below and the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in our Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on May 12, 2021, our disclosure controls and procedures were not effective as of June 30, 2021.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. In preparation of our financial statements for the period covered by this report, we identified a material weakness in internal control over financial reporting related to our control environment existed as of June 30, 2021 as described below.

Specifically, we identified a material weakness with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. Since issuance, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the Staff of the SEC’s Division of Corporate Finance issued a statement (the “Staff Statement”) in which it expressed its view that certain terms and conditions common to warrants issued by a special purpose acquisition company (“SPAC”) may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement. This material weakness resulted in a restatement of our financial statements for the fiscal year ended December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2021, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in our Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on May 12, 2021, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand complex accounting standards that apply to our financial statements, which is described in detail above under Remediation Plan.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1(1)	Agreement and Plan of Merger, dated June 9, 2021, by and among Spartacus Acquisition Corporation, Spartacus Acquisition Shelf Corp., NextNav, LLC, NextNav Holdings, LLC, NEA 14 NextNav Blocker, LLC, Oak NextNav Blocker, LLC, Columbia Progeny Partners IV, Inc., Global Long Short Partners Aggregating Holdings Del VII LLC, Global Private Opportunities Partners Holdings II Corp., SASC (SPAC) Merger Sub 1 Corporation, SASC (Target) Merger Sub 2 LLC, SASC (NB) Merger Sub 3 LLC, SASC (OB) Merger Sub 4 LLC, SASC (CB) Merger Sub 5 Corporation, SASC (GB1) Merger Sub 6 LLC, a Delaware limited liability company, and SASC (GB2) Merger Sub 7 Corporation, a Delaware corporation
10.1(1)	Form of Registration Rights Agreement
10.2(1)	Form of PIPE Subscription Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2021.

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

July 30, 2021