Form 10-Q
period 2021-09-30
Spartacus Acquisition Corp
filed 2021-10-26
CIK 1822553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of October 25, 2021, there were 20,000,000 shares of Class A common stock and 5,000,000 shares of Class B common stock of the registrant issued and outstanding.

SPARTACUS ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPARTACUS ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(as revised)
Assets:
Current Assets:
Cash	$36,141	$1,007,130
Prepaid expenses	269,808	165,091
Due from Sponsor and other affiliate	6,090	—
Total current assets	312,039	1,172,221
Cash and securities held in Trust Account	203,007,413	203,028,982
Total Assets	$203,319,452	$204,201,203

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,171,614	$96,670
Due to related party	65	—
Total current liabilities	2,171,679	96,670
Warrant liability	31,912,500	23,012,500
Working capital loan	600,000	—
Deferred underwriters’ discount	7,000,000	7,000,000
Total liabilities	41,684,179	30,109,170

Commitments and Contingencies (Note 7)
Class A common stock subject to possible redemption, 20,000,000 shares at redemption value at September 30, 2021 and December 31, 2020, respectively	203,007,413	203,028,982

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	500	500
Additional paid-in capital	—	—
Accumulated deficit	(41,372,640)	(28,937,449)
Total stockholders’ deficit	(41,372,140)	(28,936,949)
Total Liabilities and Stockholders’ Deficit	$203,319,452	$204,201,203

(1)	As revised for Class A shares subject to redemption (see Note 2).

The accompanying notes are an integral part of these financial statements.

SPARTACUS ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the period from August 10, 2020 (inception) to September 30, 2020(1)
Formation and operating costs	$861,880	$3,535,191	$1,873
Loss from Operations	(861,880)	(3,535,191)	(1,873)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	3,119	47,296	—
Change in fair value of warrant liability	(7,087,500)	(8,900,000)	—
Total other income (expense)	(7,084,381)	(8,852,704)	—

Net loss	$(7,946,261)	$(12,387,895)	$(1,873)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	20,000,000	20,000,000	—
Basic and diluted net loss per share	$(0.32)	$(0.50)	$—

Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,000,000	5,000,000	5,000,000
Basic and diluted net loss per non-redeemable common share	$(0.32)	$(0.50)	$(0.00)

(1)	Represents both quarter to date and year to date comparative amounts as the Company was formed on August 10, 2020.

The accompanying notes are an integral part of these financial statements.

SPARTACUS ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	For the Three Months Ended September 30, 2021
	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholder’s
	Stock	Amount	Stock	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2021 (as revised(1))	—	$—	5,000,000	$500	$—	$(33,423,260)	$(33,422,760)
Net loss	—	—	—	—	—	(7,946,261)	(7,946,261)
Change in Class A common stock subject to possible redemption	—	—	—	—	—	(3,119)	(3,119)
Balance as of September 30, 2021 (unaudited)	—	$—	5,000,000	$500	—	$(41,372,640)	$(41,372,140)

	For the Nine Months Ended September 30, 2021
	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholder’s
	Stock	Amount	Stock	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020 (as revised(1))	—	$—	5,000,000	$500	$—	$(28,937,449)	$(28,936,949)
Net loss	—	—	—	—	—	(12,387,895)	(12,387,895)
Change in Class A common stock subject to possible redemption	—	—	—	—	—	21,569	21,569
Balance as of September 30, 2021 (unaudited)	—	$—	5,000,000	$500	—	$(41,372,640)	$(41,372,140)

(1)	As revised for Class A shares subject to redemption (see Note 2).

SPARTACUS ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	For the Period from August 10, 2020 (inception) to September 30, 2020(1)
	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholder’s
	Stock	Amount	Stock(2)	Amount	Capital	Deficit	Equity
Balance as of August 10, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(1,873)	(1,873)
Balance as of September 30, 2020 (unaudited)	—	$—	5,750,000	$575	$24,425	$(1,873)	$23,127

(1)	Represents both quarter to date and year to date comparative amounts as the Company was formed on August 10, 2020.

(2)	On November 2, 2020, 750,000 founder shares were forfeited due to the underwriter not exercising its over-allotment option.

The accompanying notes are an integral part of these financial statements.

SPARTACUS ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2021		For the period from August 10, 2020 (inception) to September 30, 2020
Cash flows from Operating Activities:
Net loss		$(12,387,895)	$(1,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest on cash and marketable securities held in Trust Account		(47,296)	—
Change in fair value of warrant liability		8,900,000	—
Changes in operating assets and liabilities:
Due from Sponsor and related parties		(6,090)	—
Prepaid assets		(104,717)	—
Due to related party		65	75
Accounts payable and accrued expenses		2,074,944	—
Net cash used in operating activities		(1,570,989)	(1,798)

Cash flows from Investing Activities:
Purchase of marketable securities		(406,042,000)	—
Maturity of marketable securities		406,042,000	—
Net cash provided by investing activities		—	—

Cash flows from Financing Activities:
Proceeds from issuance of promissory note to related party		600,000	188,500
Proceeds from issuance of founder shares		—	25,000
Payment of deferred offering costs		—	(183,443)
Net cash provided by financing activities		600,000	30,057

Net change in cash		(970,989)	28,259
Cash, beginning of period		1,007,130	—
Cash, end of period		$36,141	$28,259

Supplemental disclosure of cash flow information:
Cash taxes paid		$47,213	—
Transfer of cash from trust for payment of Delaware state franchise tax		$68,864	—

Supplemental disclosure of non-cash financing activities:	$
Increase in accounts payable and accrued expenses for deferred offering costs		$70,000	—
Change in value of Class A common stock subject to possible redemption		$21,569	$—

The accompanying notes are an integral part of these financial statements.

SPARTACUS ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The Company’s sponsor is Spartacus Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

IPO

On October 19, 2020, the Company consummated the IPO of 20,000,000 units (each, a “Unit” and collectively, the “Units”) at $10.00 per Unit, generating gross proceeds of $200,000,000, which is discussed in Note 4. Each Unit consists of one share of Class A common stock (“public share(s)”), and one-half of one redeemable warrant (“Public Warrants”). Each whole warrant entitles the holder thereof to purchase one share of Class A common stock, par value $0.0001 per share (“Class A common stock”), at a price of $11.50 per share, subject to adjustment as described in the IPO. Only whole warrants are exercisable.

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

Following the closing of the IPO on October 19, 2020, an amount equal to at least $10.15 per Unit sold in the IPO was held in a trust account (“Trust Account”), to be invested only in U.S. government securities, with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earliest to occur of: (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”) to (i) modify the substance or timing of the Company’s obligation to provide for the redemption of its public shares in connection with an initial Business Combination or to redeem 100% of its public shares if the Company does not complete its initial Business Combination within 18 months from the closing of the offering or (ii) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, and (c) the redemption of the Company’s public shares if the Company is unable to complete its initial Business Combination within 18 months from the closing of the IPO, subject to applicable law.

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

Proposed Business Combination and Related Transactions

On June 9, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spartacus Acquisition Shelf Corp., a Delaware corporation (“Shelf”), NextNav, LLC, a Delaware limited liability company, NextNav Holdings, LLC, a Delaware limited liability company (“Holdings”), NEA 14 NextNav Blocker, LLC, a Delaware limited liability company (“NEA Blocker”), Oak NextNav Blocker, LLC, a Delaware limited liability company (“Oak Blocker”), Columbia Progeny Partners IV, Inc., a Delaware corporation (“Columbia Blocker”), Global Long Short Partners Aggregating Holdings Del VII LLC, a Delaware limited liability company (“GS Blocker 1”), Global Private Opportunities Partners Holdings II Corp., a Delaware corporation, (“GS Blocker 2,” and collectively with NEA Blocker, Oak Blocker, Columbia Blocker, and GS Blocker 1, the “Blockers”), SASC (SPAC) Merger Sub 1 Corporation, a Delaware corporation (“MS 1”), SASC (Target) Merger Sub 2 LLC, a Delaware limited liability company (“MS 2”), SASC (NB) Merger Sub 3 LLC, a Delaware limited liability company (“MS 3”), SASC (OB) Merger Sub 4 LLC, a Delaware limited liability company (“MS 4”), SASC (CB) Merger Sub 5 Corporation, a Delaware corporation (“MS 5”), SASC (GB1) Merger Sub 6 LLC, a Delaware limited liability company (“MS 6”), and SASC (GB2) Merger Sub 7 Corporation, a Delaware corporation (“MS 7,” and collectively with MS 1, MS 2, MS 3, MS 4, MS 5, and MS 6, the “Merger Entities”).

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

As a result of the Transactions, the Company, NEA Blocker, Oak Blocker, Columbia Blocker, GS Blocker 1, GS Blocker 2 and Holdings and the various operating subsidiaries of Holdings (we refer to Holdings and its operating subsidiaries collectively as “NextNav”), will become wholly owned subsidiaries of Shelf, and the Company’s stockholders, the equity holders of each of NEA Blocker, Oak Blocker, Columbia Blocker, GS Blocker 1, GS Blocker 2, and the equity holders of Holdings, will become stockholders of Shelf.

Consummation of the Transactions is subject to customary conditions of the respective parties, including, among others, that (i) there being no law or injunction prohibiting consummation of the Transactions; (ii) the Transactions be approved by the Company’s stockholders; (iii) all applicable waiting periods and any extensions thereof under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder will have expired or been terminated; (iv) the Registration Statement on Form S-4 of Shelf containing the proxy statement/prospectus for the Company’s special meeting of stockholders will have become effective; (v) receipt of consent to the Transactions from the Federal Communications Commission; (vi) the Company will have at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act immediately following the closing of the Transaction (the “Closing”) (after giving effect to the redemption of any public shares by the Company’s public stockholders); and (vii) the Shelf common stock shares and warrants to be issued in connection with the Transactions shall have been approved for listing on The Nasdaq Stock Market LLC (“Nasdaq”). In addition, the obligations of NextNav and the Company, respectively, to consummate the Transactions is conditioned upon no material adverse effect having occurred with respect to the other party, and NextNav’s obligations to consummate the Transactions are conditioned upon the Company’s available closing date total cash (including cash in the Trust Account after giving effect to any redemptions and payment of transaction expenses, and the proceeds of the PIPE Investment (as defined below)) being equal to or greater than $250 million.

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

The Merger Agreement and related agreements are further described in the Current Report on Form 8-K filed by the Company with the SEC on June 10, 2021.

On June 25, 2021, Shelf filed a registration statement on Form S-4 (File No: 333-257441) (the “Form S-4”) related to the proposed Business Combination. The Form S-4 was subsequently amended by Shelf on August 12, 2021 and August 25, 2021, and the SEC declared the Form S-4 effective on September 13, 2021. On September 17, 2021, the Company filed a definitive proxy statement in connection with the special meeting of the Company’s stockholders to be held on October 27, 2021 regarding the proposed Business Combination. The proposed Business Combination is expected to close on or prior to November 1, 2021, subject to approval by our stockholders and other customary closing conditions.

Upon closing of the proposed Business Combination described above, our securities will be delisted from Nasdaq and it is expected that Shelf’s common stock and warrants will be listed on Nasdaq under the symbols “NN” and “NNAVW”, respectively. At the closing of the Transactions, any of the Units that are not already trading separately will automatically separate into their component shares of Shelf common stock and one-half of one redeemable warrant. Shelf will not have any units outstanding following the consummation of the Transactions.

Other than as specifically discussed, this quarterly report does not assume the closing of the proposed Business Combination.

Liquidity and Capital Resources

As of September 30, 2021, the Company had $36,141 in its operating bank account, and a working capital deficit of $(1,859,640).

Based on its currently available cash on hand, access to the First Working Capital Loan (as defined below), and extended payment terms with certain vendors, the Company believes it has sufficient liquidity to meet the expenditures required for operating our business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to our Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of the public shares upon consummation of our Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet our obligations.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public and private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Note 2 — Revision of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity of at least $5,000,001 on the basis that the Company can only consummate its initial business combination if the Company has net tangible assets of at least $5,000,001.

Management has re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible assets required by the Company to complete its initial business combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were not material to any previously presented financial statements and such previously presented financial statements could still be relied upon. However, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be revised to report all public shares as temporary equity. As such, the Company is revising in this quarterly report those periods presented herein that would have been impacted.

Impact of the Revision

The impact to the Company’s previously presented financial information contained in this report is presented below:

	As Previously Reported	Revision Adjustment	As Revised
December 31, 2020
Balance Sheet and Statement of Changes in Stockholders’ Equity (Deficit)
Class A common stock, $0.0001 par value; stock subject to possible redemption	$169,092,032	$33,936,950	$203,028,982
Stockholders’ equity (deficit):
Class A common stock - $0.0001 par value	334	(334)	—
Additional paid-in capital	8,732,931	(8,732,931)	—
Accumulated deficit	(3,733,764)	(25,203,685)	(28,937,449)
Total stockholders’ equity (deficit)	$5,000,001	$(33,936,950)	$(28,936,949)
Class A common stock shares subject to possible redemption	16,659,314	3,340,686	20,000,000
Class A common stock	3,340,686	(3,340,686)	—

	As Previously Reported	Revision Adjustment	As Revised
June 30, 2021
Statement of Changes in Stockholders’ Equity (Deficit)
Class A common stock - $0.0001 par value	379	(379)	—
Additional paid-in-capital	13,174,520	(13,174,520)	—
Accumulated deficit	(8,175,398)	(25,247,862)	(33,423,260)
Total stockholders’ equity (deficit)	$5,000,001	$(38,422,761)	$(33,422,760)
Class A common stock shares subject to possible redemption	16,214,818	3,785,182	20,000,000
Class A common stock	3,785,182	(3,785,182)	—

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in the condensed statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach.

Investment Held in Trust Account

At September 30, 2021, the assets held in the Trust account were held in cash in the form of money market funds, with accrued income recorded at fair value. At December 31, 2020, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “Interest earned on cash and marketable securities held in Trust Account” line item in the statements of operations for the nine months ended September 30, 2021. There was no such amortization or accretion during the three months ended September 30, 2021. Interest income is recognized when earned.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of September 30, 2021 and December 31, 2020 due to the short maturities of such instruments.

At September 30, 2021, there were 10,000,000 Public Warrants and 8,750,000 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Description	September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant Liability – Public Warrants	$15,900,000	$15,900,000	$—	$—

Warrant Liability – Private Placement Warrants	$16,012,500	$—	$—	$16,012,500

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant Liability – Public Warrants	$11,200,000	$11,200,000	$—	$—

Warrant Liability – Private Placement Warrants	$11,812,500	$—	$—	$11,812,500

The Company utilizes a Monte Carlo simulation model to value the warrants at each reporting period, with changes in fair value recognized in the condensed statements of operations. If quoted prices exist for the Public Warrants, which was the case for September 30, 2021 and December 31, 2020, the quoted price is used. The estimated fair value of the warrant liability is determined using Level 3 inputs if quoted prices do not exist. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the three and nine month periods ended September 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements for the Private Placement Warrants as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021	As of December 31, 2020
Private Placement Warrants
Stock price	$10.12	$10.06
Strike price	$11.50	$11.50
Term (in years)	5.1	6.3
Volatility (pre/post business combination)	12%/26%	10%/25%
Risk-free rate	1.0%	0.4%
Dividend yield	0.0%	0.0%
Probability of business combination	95%	85%
Redemption Price	$—	$—
Fair value of warrants	$1.83	$1.35

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, the Company used the market quote to calculate fair value, which was $1.59 at September 30, 2021 and $1.12 at December 31, 2020.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$11,812,500	$11,200,000	$23,012,500
Change in fair value of warrant liability	4,200,000	4,700,000	8,900,000
Fair value as of September 30, 2021	$16,012,500	$15,900,000	$31,912,500

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 20,000,000 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

The Company’s condensed statements of operations include a presentation of net loss per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net loss per common share. Net loss per common share, basic and diluted, for redeemable Class A common stock is calculated by dividing the net loss allocable to Class A common stock subject to possible redemption, by the weighted average number of redeemable Class A common stock outstanding since original issuance. Net loss per common stock, basic and diluted, for non-redeemable Class B common stock is calculated by dividing net loss allocable to non-redeemable Class B common stock, by the weighted average number of shares of non-redeemable Class B common stock outstanding for the periods. Shares of non-redeemable Class B common stock include the founder shares as these common shares do not have any redemption features and do not participate in the income earned on the Trust Account.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Class A Common stock subject to possible redemption
Numerator: Net loss allocable to Class A common stock subject to possible redemption	$(6,357,008)	$(9,910,316)
Denominator: Weighted Average Redeemable Class A common stock
Basic and Diluted weighted average shares outstanding	20,000,000	20,000,000
Basic and Diluted net loss per share, Redeemable Class A Common Stock	$(0.32)	$(0.50)

Non-Redeemable Class B Common Stock
Numerator: Net loss allocable to non-redeemable Class B common stock	$(1,589,252)	$(2,477,579)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Basic and diluted weighted average shares outstanding	5,000,000	5,000,000
Basic and diluted net loss per share, Non-Redeemable Class B common stock	$(0.32)	$(0.50)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Private Placement Warrants

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 8,104,244 warrants at a price of $1.00 per warrant, with each warrant exercisable to purchase one share of the Class A common stock at a price of $11.50 per share, in a private placement. B. Riley purchased an aggregate of 645,756 identical warrants at a purchase price of $1.00 per warrant, generating aggregate gross proceeds of $8,750,000. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the IPO to be held in the Trust Account such that, at the time of closing, $203.0 million was held in the Trust Account. If the Company does not complete the initial Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

On October 13, 2021, the Company further amended and restated the First Working Capital Loan by increasing the amount the Company can borrow to $3.0 million. All other terms remain unchanged. As of September 30, 2021, the Company had $600,000 of borrowings outstanding under the First Working Capital Loan.

Administrative Support Agreement

Commencing on October 19, 2020, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $90,000 of administrative support fees, respectively, during the three months and nine months ended September 30, 2021.

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

Private Placement Warrants

Please see “Note 4 – Private Placement Warrants

Registration Rights

Please see “Note 7 – Commitment and Contingencies – Registration Rights”

Note 6 — Investment Held in Trust Account

As of September 30, 2021, investments in the Trust Account consisted of $203,007,413 in U.S. Money Market funds. The Company classifies its U.S. Treasury securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss, and fair value of held to maturity securities on September 30, 2021 and December 31, 2020 are as follows:

September 30, 2021	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of
U.S. Money Market	$203,007,413	$—	$—	$203,007,413
U.S. Treasury Securities	—	—	—	—
	$203,007,413	$—	$—	$203,007,413

December 31, 2020	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of
U.S. Money Market	$5,071	$—	$—	$5,071
U.S. Treasury Securities	203,023,911	6,784	—	203,030,695
	$203,028,982	$6,784	$—	$203,035,766

Note 7 — Commitments and Contingencies

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

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there was no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2021, there were 20,000,000 shares of Class A common stock issued or outstanding, all of which are classified as temporary equity and subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. At September 30, 2021, there were 5,000,000 shares of Class B common stock issued and outstanding.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning for Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s December 31, 2020 Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a newly organized blank check company incorporated on August 10, 2020 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination (“Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds of our IPO and the private placement of warrants, the proceeds of the sale of our shares in connection with our initial Business Combination (pursuant to backstop agreements we may enter into), shares issued to the owners of the target, debt issued to banks or other lenders or the owners of the target, or a combination of the foregoing.

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

Agreement and Plan of Merger for a Business Combination

On June 9, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spartacus Acquisition Shelf Corp., a Delaware corporation (“Shelf”), NextNav, LLC, a Delaware limited liability company, NextNav Holdings, LLC, a Delaware limited liability company (“Holdings”), NEA 14 NextNav Blocker, LLC, a Delaware limited liability company (“NEA Blocker”), Oak NextNav Blocker, LLC, a Delaware limited liability company (“Oak Blocker”), Columbia Progeny Partners IV, Inc., a Delaware corporation (“Columbia Blocker”), Global Long Short Partners Aggregating Holdings Del VII LLC, a Delaware limited liability company (“GS Blocker 1”), Global Private Opportunities Partners Holdings II Corp., a Delaware corporation, (“GS Blocker 2,” and collectively with NEA Blocker, Oak Blocker, Columbia Blocker, and GS Blocker 1, the “Blockers”), SASC (SPAC) Merger Sub 1 Corporation, a Delaware corporation (“MS 1”), SASC (Target) Merger Sub 2 LLC, a Delaware limited liability company (“MS 2”), SASC (NB) Merger Sub 3 LLC, a Delaware limited liability company (“MS 3”), SASC (OB) Merger Sub 4 LLC, a Delaware limited liability company (“MS 4”), SASC (CB) Merger Sub 5 Corporation, a Delaware corporation (“MS 5”), SASC (GB1) Merger Sub 6 LLC, a Delaware limited liability company (“MS 6”), and SASC (GB2) Merger Sub 7 Corporation, a Delaware corporation (“MS 7,” and collectively with MS 1, MS 2, MS 3, MS 4, MS 5, and MS 6, the “Merger Entities”).

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

As a result of the Transactions, the Company, NEA Blocker, Oak Blocker, Columbia Blocker, GS Blocker 1, GS Blocker 2 and Holdings and the various operating subsidiaries of Holdings will become wholly owned subsidiaries of Shelf, and the Company’s stockholders, the equity holders of each of NEA Blocker, Oak Blocker, Columbia Blocker, GS Blocker 1, GS Blocker 2, and the equity holders of Holdings, will become stockholders of Shelf.

The aggregate consideration to be paid to the equity holders of Holdings, NEA Blocker, Oak Blocker, Columbia Blocker, GS Blocker 1 and GS Blocker 2 in the Transactions will consist of approximately 75 million shares of Shelf’s common stock. The number of shares of the equity consideration will be based on a $10.00 per share value for Shelf’s common stock.

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

For additional information regarding NextNav, the Merger Agreement and related agreements and the Transactions, see the Registration Statement on Form S-4/A filed by Shelf with the SEC on August 25, 2021 and the definitive proxy statement filed by the Company with the SEC on September 17, 2021.

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

For the three months ended September 30, 2021, we had a loss from operations of $861,880, which consists of formation and operating costs and costs associated with our initial Business Combination. For the nine months ended September 30, 2021, we had a loss from operations of $3,535,191, which consists of formation and operating costs and costs associated with our initial Business Combination.

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

For the nine-month period ending September 30, 2021, cash used in operating activities was $1,570,989. Operating cash used during this period was primarily attributable to the payment of formation and operating costs and costs associated with our initial Business Combination.

As of September 30, 2021, we had cash in the Trust Account of $203,007,413. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the nine months ended September 30, 2021, the Company was reimbursed $68,864 from the Trust Account for the 2020 Delaware Franchise Tax that was previously paid from its operating account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $36,141 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, our Sponsor has agreed to loan us funds as may be required in the form of working capital loans. The Company entered into an agreement with the Sponsor for the first working capital loan (“First Working Capital Loan”) of $1.0 million on May 17, 2021, with a maturity date of May 31, 2022. On July 19, 2021, the Company amended and restated the First Working Capital Loan by increasing the amount the Company can borrow to $2.5 million and extending the maturity to the earlier of (i) December 31, 2022 or (ii) the date on which the initial Business Combination is completed. On October 13, 2021, the Company further amended and restated the First Working Capital Loan by increasing the amount the Company can borrow to $3.0 million. As of October 25, 2021, there was $600,000 drawn under the First Working Capital Loan.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited financial information. We describe our significant accounting policies in Note 3 – Summary of Significant Accounting Policies, of the Notes to Unaudited Condensed Financial Statements included in this report. Our unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Quarterly Report, our management re-evaluated, with the participation of our current principal executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the existence of material weaknesses found in our internal controls over financial reporting described below and the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in our Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on May 12, 2021, our disclosure controls and procedures were not effective as of September 30, 2021.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. In preparation of our financial statements for prior periods, we identified a material weakness in internal control over financial reporting related to our control environment existed, as described below.

Specifically, we identified a material weakness with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. Since issuance, our warrants were accounted for as equity within our condensed balance sheets. On April 12, 2021, the Staff of the SEC’s Division of Corporate Finance issued a statement (the “Staff Statement”) in which it expressed its view that certain terms and conditions common to warrants issued by a special purpose acquisition company (“SPAC”) may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement. This material weakness resulted in a restatement of our financial statements for the fiscal year ended December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2021, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in our Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on May 12, 2021, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand complex accounting standards that apply to our financial statements, which is described in detail above under Remediation Plan.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on May 12, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

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

October 25, 2021